Form 10-K405
period 2000-12-31
ASSOCIATES AUTOMOBILE RECEIVABLES TRUST 2000-2
filed 2001-04-04
CIK 1137606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ___________________.

Commission file number:   333-82281  (no 1934 Act number)
                         --------------------------------

             Exact name of Registrant as specified in its charter:
                 ASSOCIATES AUTOMOBILE RECEIVABLES TRUST 2000-2

    State or other jurisdiction of incorporation or organization): Delaware

                 I.R.S. Employer Identification No.: 41-1743653

                    Address of principal executive offices:
           290 East Carpenter Freeway, 7 Decker, Irving, Texas 75062

       Registrant's telephone number, including area code: (972) 652-4000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                   Automobile Receivables-Backed Certificates
                       Automobile Receivables-Backed Notes

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X* No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


------------
* The Registrant has prepared this Form 10-K in reliance on and in accordance with the terms of various no action letters issued by the SEC in respect of other trusts that are substantially similar to Associates Automobile Receivables Trust 2000-2. Items marked as "omitted" have been so omitted as a result of such reliance.

PART I

Item 1.  BUSINESS.

         The sole business of Associates Automobile Receivables Trust 2000-2 (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Noteholders, as described in the Trust's Prospectus Supplement (dated September 19, 2000) to Prospectus (dated June 16, 2000), and the related Registration Statement on Form S-3 (File No. 333-82281).

Item 2.  PROPERTIES.

         Omitted.

Item 3.  LEGAL PROCEEDINGS.

         The Registrant knows of no material pending legal proceedings with respect to the Trust, Arcadia Financial Ltd. or Arcadia Receivables Finance Corp. other than routine proceedings incidental to the business of those entities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of noteholders during the fiscal year covered by this report.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         To the knowledge of the Registrant, there is no established public trading market for the notes issued by the Trust.

         Each class of notes issued by the Trust is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

Item 6.  SELECTED FINANCIAL DATA.

         Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Omitted.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Omitted.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Omitted.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Omitted.

Item 11. EXECUTIVE COMPENSATION.

         Omitted.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Each class of notes issued by the Trust is represented by one or more definitive notes registered in the name of Cede, the nominee of DTC, and an investor holding a note issued by the Trust is not entitled to receive a definitive note except in limited circumstances set forth in the related indenture. Accordingly, Cede is the sole holder of record of the notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold notes for their own account or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, New York 10041.

         (b)   Omitted.

         (c)   Omitted.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit
Number            Description
-----------       -------------
99.1              Annual Compliance Certificate, dated as of March 26, 2001, delivered pursuant to Section 3.10(a) of the Sale and
                  Servicing Agreement dated as of September 1, 2000.

99.2 Annual Compliance Certificate, dated as of March 26, 2001, delivered pursuant to Section 3.09 of the Indenture dated as of September 1, 2000.

(b) The following Current Reports on Form 8-K were filed by the Registrant during 2000:

     (1) Current Report on Form 8-K, filed on November 16, 2000, reporting Item 5, providing the Servicer's Certificate for the month of October 2000.

     (2) Current Report on Form 8-K, filed on December 28, 2000, reporting Item 5, providing the Servicer's Certificate for the month of November 2000.

(c)  Omitted.

(d)  Omitted.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ASSOCIATES AUTOMOBILE RECEIVABLES TRUST 2000-2

                             By ARCADIA FINANCIAL LTD., as Servicer with respect to Associates Automobile Receivables Trust 2000-2


Dated: March 30, 2001           /s/ MICHAEL J. FORDE
                              -------------------------------------------------
                                    Michael J. Forde
                                    Vice President

                                    EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

 99.1 Annual Compliance Certificate, dated as of March 26, 2001, delivered pursuant to Section 3.10(a) of the Sale and Servicing Agreement dated as of September 1, 2000.

 99.2 Annual Compliance Certificate, dated as of March 24, 2001, delivered pursuant to Section 3.09 of the Indenture, dated as of September 1, 2000.